Form 10-Q
period 1996-05-04
BEST PRODUCTS CO INC
filed 1996-06-18
CIK 11821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                 --------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 4, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24178

                                 --------------

                             BEST PRODUCTS CO., INC.
             (Exact name of registrant as specified in its charter)

            Virginia                                     54-0853592
  (State or other jurisdiction            (I. R. S. Employer Identification No.)
of incorporation or organization)


  1400 Best Plaza, Richmond, Virginia                              23227-1125
(Address of principal executive offices)                           (Zip Code)

                                 (804) 261-2000
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X      NO

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                    YES X      NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of May 31, 1996, the registrant had 31,019,969 common shares outstanding. Additionally 322,360 common shares will be issued upon the settlement of certain claims which are currently unresolved.





                             BEST PRODUCTS CO., INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements                                                                                        Pages

         Statements of Operations for the thirteen weeks ended May 4, 1996 and April 29, 1995                          3

         Balance Sheets as of May 4, 1996 and February 3, 1996                                                         4

         Statements of Cash Flows for the thirteen weeks ended May 4, 1996 and April 29, 1995                          5

         Notes to Financial Statements                                                                                 6


ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations                         7-8



PART II - OTHER INFORMATION


ITEM 6:  Exhibits and Reports on Form 8-K                                                                              9


SIGNATURES                                                                                                             9

                             BEST PRODUCTS CO., INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                   Thirteen weeks ended
                                                        ----------------------------------------
                                                            May 4,                    April 29,
                                                             1996                       1995
                                                        --------------           ---------------
                                                  (Dollar amounts in thousands, except per share amounts)

Net sales                                                 $    269,791             $    272,759
Cost of goods sold                                             211,610                  206,167
                                                          ------------             ------------
  Gross margin                                                  58,181                   66,592

Selling, general and administrative expenses                    79,777                   72,212
Depreciation and amortization                                    5,503                    3,618
Interest expense, net                                            7,546                    4,194
                                                          ------------             ------------
  Loss before income tax benefit                               (34,645)                 (13,432)

Income tax benefit                                                --                      5,373
                                                          ------------             ------------
  Net loss                                                $    (34,645)            $     (8,059)
                                                          ============             ============

Net loss per common share                                 $      (1.11)            $      (0.25)
                                                          ============             ============

Weighted average common shares outstanding                  31,342,108               31,660,711
                                                          ============             ============



See accompanying notes to financial statements.


                             BEST PRODUCTS CO., INC.

                                 BALANCE SHEETS




                                                   May 4,     February 3,
                                                    1996          1996
                                                 ----------   ----------
                                               (Dollar amounts in thousands)

                                                (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                       $   9,607    $  29,003
  Merchandise inventories                           476,937      481,847
  Other current assets                               25,628       19,796
                                                  ---------    ---------
    Total current assets                            512,172      530,646

Property and equipment, net                         174,827      173,239
Other assets, net                                    10,141       12,755
                                                  ---------    ---------
     Total Assets                                 $ 697,140    $ 716,640
                                                  =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
  Short-term borrowings                           $  47,926    $    --
  Current maturities of long-term debt
    and capital lease obligations                    22,714       20,895
  Accounts payable                                  107,375      128,834
  Accrued  expenses and other                        44,349       44,426
  Accrued  insurance                                 12,105       10,870
  Accrued  restructuring charges                     26,633       28,400
                                                  ---------    ---------
     Total current liabilities                      261,102      233,425

Long-term debt                                      120,206      129,833
Capital lease obligations                            80,518       83,312
Other liabilities                                    14,885       14,996
                                                  ---------    ---------
     Total Liabilities                              476,711      461,566
                                                  ---------    ---------

Stockholders' Equity
Common stock                                         31,342       31,345
Additional paid-in capital                          297,646      297,643
Retained earnings (accumulated deficit)            (105,219)     (70,574)
                                                  ---------    ---------
                                                    223,769      258,414
Loans under Stock Purchase Loan Plan                 (3,340)      (3,340)
                                                  ---------    ---------
     Total Stockholders' Equity                     220,429      255,074
                                                  ---------    ---------
     Total Liabilities and Stockholders' Equity   $ 697,140    $ 716,640
                                                  =========    =========




See accompanying notes to financial statements.


                             BEST PRODUCTS CO., INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                  Thirteen weeks ended
                                                               --------------------------
                                                                   May 4,     April 29,
                                                                    1996        1995
                                                                -----------  -----------
                                                              (Dollar amounts in thousands)
Cash Provided By (Used For):
Operating Activities
   Net loss                                                      $ (34,645)   $  (8,059)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
          Depreciation and amortization                              5,503        3,618
          Deferred income taxes                                       --         (5,373)
          Deferred finance cost amortization                         1,500         --
          Changes in operating assets and liabilities:
             Merchandise inventories                                 4,910       20,069
             Other current assets                                     (944)      (4,790)
             Accounts payable                                      (21,459)     (25,638)
             Accrued expenses and other                               (609)     (15,699)
             Other, net                                              2,884          895
                                                                 ---------    ---------
          Net cash used for operating activities                   (42,860)     (34,977)
                                                                 ---------    ---------

Investing Activities
   Purchases of property and equipment                              (6,734)      (6,383)
   Other investing activities                                         (738)      (4,994)
                                                                 ---------    ---------
          Net cash used for investing activities                    (7,472)     (11,377)
                                                                 ---------    ---------

Financing Activities
   Short-term borrowings, net                                       47,926         --
   Net payments on capital lease obligations                        (2,759)      (1,107)
   Payments on long-term debt                                       (7,843)        (564)
   Payments for deferred financing costs and other                  (6,388)        --
                                                                 ---------    ---------
          Net cash provided by (used for) financing activities      30,936       (1,671)
                                                                 ---------    ---------

Decrease in cash and cash equivalents                              (19,396)     (48,025)
Cash and cash equivalents at beginning of period                    29,003      136,770
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $   9,607    $  88,745
                                                                 =========    =========



See accompanying notes to financial statements.

                             BEST PRODUCTS CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.  The Company

         Best Products Co., Inc. (the "Company") is a specialty retailer offering category-dominant assortments of jewelry and home furnishings and operates 169 stores in 23 states. The home furnishings category includes ready-to-assemble furniture, housewares/tabletop, leisure/juvenile/fitness and electronics.



2.  Opinion of Management

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals and accounting estimates) considered necessary to present fairly the Company's financial position as of May 4, 1996 and February 3, 1996 and its results of operations and cash flows for the thirteen weeks ended May 4, 1996 and April 29, 1995. The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles nor those normally disclosed in the annual financial statements; however, management considers the disclosures adequate to make the information presented not misleading.

         The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto filed in the Company's annual report on Form 10-K for the fiscal year ended February 3, 1996.



3.  Interim LIFO Estimates

         Quarterly estimates of the last-in, first-out ("LIFO") provision are based on estimates of year-end inventory levels, the inflation rate, purchases and sales for a fiscal year.



4.  Per Share Information

         Per share amounts have been computed based upon the weighted average shares of common stock currently outstanding. Stock options and warrants issued are not considered for purposes of computing per share amounts since their effect would be anti-dilutive.



5.  Seasonality

         Operating results are subject to significant seasonal fluctuations. Net earnings (loss) of any quarter are seasonally disproportionate to sales since many operating expenses are relatively constant throughout a year. As a consequence, interim results should not be relied upon as necessarily indicative of results for any entire year.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the results of operations for the thirteen weeks ended May 4, 1996 and April 29, 1995, expressed in dollars and as a percentage of net sales:


                                                                 (Unaudited)
                                                            Thirteen weeks ended
                                 ----------------------------------------------------------------------------
                                    May 4,            April 29,                  May 4,          April 29,
                                     1996               1995                      1996              1995
                                 --------------     --------------             ------------     -------------
                        (Dollar amounts in millions, except per share amounts)        (% of net sales)

Net sales                        $       269.8      $      272.8                  100.0%            100.0%

Cost of goods sold                       211.6             206.2                   78.4%             75.6%
                                 -------------      ------------                  -----             -----
  Gross margin                            58.2              66.6                   21.6%             24.4%

Selling, general and
  administrative expenses                 79.8              72.2                   29.6%             26.5%
Depreciation and
  amortization                             5.5               3.6                    2.0%              1.3%
Interest expense, net                      7.5               4.2                    2.8%              1.5%
                                 -------------      ------------                  -----             -----
  Loss before income
    tax benefit                          (34.6)            (13.4)                 (12.8)%            (4.9)%

Income tax benefit                          -                5.3                    -   %             1.9%
                                 -------------      ------------                  -----             -----
  Net loss                        $      (34.6)     $       (8.1)                 (12.8)%            (3.0)%
                                 =============      ============                  =====             =====
Net loss per common
  share                           $      (1.11)     $      (0.25)
                                 =============      ============
Weighted average common
   shares outstanding               31,342,108        31,660,711


Comparison of thirteen weeks ended May 4, 1996 and April 29, 1995

      Net sales. Net sales for the thirteen weeks ended May 4, 1996 decreased $3.0 million primarily due to a 6.4% decrease in same store sales compared to fiscal 1995. The Company attributes the decrease in same store sales primarily to lower sales due to the planned exiting of selected low margin rate categories.

      Gross margin. Gross margin decreased $8.4 million for the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. This decrease is primarily due to lower margin rates experienced in conjunction with the exiting of selected categories of merchandise and a higher percentage of sales occurring at promotional prices.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased to 29.6% of sales compared to 26.5% during the first quarter of fiscal 1995. The increase is primarily due to lower same store sales and higher expenses associated with 15 new stores that opened in the later part of fiscal 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Depreciation and amortization. Depreciation and amortization expense increased $1.9 million for the first quarter of fiscal 1996 over the same period in fiscal 1995. The increase is primarily attributable to depreciation on 15 new stores placed in service in the later part of fiscal 1995.

      Interest expense, net. Interest expense, net for the first quarter of fiscal 1996 increased $3.3 million compared to the same period of fiscal
1995. The increase is due primarily to interest expense on short-term borrowings in the first quarter of fiscal 1996.

      Income tax benefit. No current or deferred income tax expense or benefit was recorded for the first quarter of fiscal 1996 due to the uncertainty regarding the ability of the Company to realize its net operating loss carryforwards. A benefit of $5.3 million was recognized for the first quarter of fiscal 1995 in anticipation of the Company earning income for fiscal 1995.

      Net  loss  and   net  loss   per  share.  The  Company's  net loss for the
thirteen weeks  ended  May  4,  1996  was  $34.6  million  or  $1.11  per  share compared to a net loss of $8.1 million or $.25 per share for fiscal 1995. The increased loss is attributed primarily to the decrease in same store sales and gross margin rates, higher selling, general and administrative expenses, and higher interest, depreciation and amortization during the first quarter of fiscal 1996 compared to the same period of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

      As of May 4, 1996, the Company's cash and cash equivalents were $9.6 million compared to $29.0 million as of February 3, 1996. The decrease is primarily attributed to normal seasonal declines in cash balances, the decline in same store sales and margin during the first quarter of fiscal 1996 and capital expenditures.

      Net cash used for operating activities was approximately $42.9 million for the thirteen weeks ended May 4, 1996. The use of cash is primarily due to the seasonal nature of the Company's business and the decline in same store sales and margin.

      Seasonality. As a retailer, the Company's business is very seasonal, with approximately 34% of its annual net sales occurring in the nine-week period of November and December. As a result, substantially all of the Company's operating earnings occur in the fourth fiscal quarter. Similar to many other retailers, the Company's performance is sensitive to the overall U.S. economic cycle and related economic conditions which influence consumer trends and spending patterns. Net earnings (loss) for any quarter are seasonally disproportionate to net sales since many operating expenses are relatively constant throughout the fiscal year. As a consequence, interim results should not be relied upon as necessarily indicative of results for an entire fiscal year.

      Summary.   The  Company  believes  cash  and  cash  equivalents  and  cash provided by operations, as well as cash available from the existing credit facility, will be sufficient to meet the Company's working capital and capital expenditure needs depending on the Company's operating results and the Company's continued compliance with the financial covenants under the existing credit facility. The Company's operating results will depend on, among other things, the success of the Company's initiatives to restructure its business, its ability to reduce costs, the continued support of the Company's numerous providers of goods and services, the competitive environment, the prevailing economic climate and the ability of the Company to adapt to these conditions.

      This report contains forward-looking statements that are subject to risks and uncertainties, including but not limited to risks associated with the repositioning of the Company, its strategic initiatives, and customer and vendor support for such changes. Additional discussions of factors that could cause actual results to differ materially from management's projections, forecasts, estimates, anticipations and expectations are contained in the Company's Current Report on Form 8-K for June 18, 1996.


                            BEST PRODUCTS CO., INC.

                          Part II - Other Information


ITEM 6:  Exhibits and Reports on Form 8-K

      a.  Exhibits

      10.1  1996 Working Capital Facility Amendment dated April 5, 1996.

      10.2  1996 Working Capital Facility Amendment dated June 12, 1996.

      10.3 Employment Agreement between the Company and Daniel H. Levy dated April 23, 1996.


      b.  Reports on Form 8-K

      1. A Current Report on Form 8-K for June 18, 1996 was filed with the Securities and Exchange Commission on June 18, 1996 to report, under item 5, a discussion of strategic initiatives for 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 BEST PRODUCTS CO., INC.



Date: June 18, 1996              /s/ Frederick G. Kraegel
                                 -----------------------------
                                 Frederick G. Kraegel
                                 Senior Vice President and Chief
                                 Financial Officer
                                 (Principal financial officer and
                                 duly authorized officer)


      June 18, 1996              /s/ Sharyn P. Hunt
                                 -----------------------------
                                 Sharyn P. Hunt
                                 Vice President and Controller
                                 (Principal accounting officer)


                                  EXHIBIT INDEX

Exhibit
Number                  Description

10.1         1996 Working Capital Facility Amendment dated April 5, 1996.

10.2         1996 Working Capital Facility Amendment dated June 12, 1996.

10.3 Employment Agreement between the Company and Daniel H. Levy dated April 23, 1996.