Form 10-Q
period 1996-08-03
BEST PRODUCTS CO INC
filed 1996-09-23
CIK 11821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                 --------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 3, 1996

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

         As of August 30, 1996, the registrant had 31,019,969 common shares outstanding. Additionally 322,360 common shares will be issued upon the settlement of certain claims which are currently unresolved.

                             BEST PRODUCTS CO., INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements                                                                                         Pages

         Statements of Operations for the thirteen weeks ended August 3, 1996 and July 29, 1995                        3

         Statements of Operations for the twenty-six weeks ended August 3, 1996 and July 29, 1995                      4

         Balance Sheets as of August 3, 1996 and February 3, 1996                                                      5

         Statements of Cash Flows for the twenty-six weeks ended August 3, 1996 and July 29, 1995                      6

         Notes to Financial Statements                                                                                 7-8


ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations                         9-11



PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings                                                                                            12

ITEM 3:  Defaults Upon Senior Securities                                                                              12

ITEM 4:  Submission of Matters to a Vote of Security Holders                                                          12

ITEM 6:  Exhibits and Reports on Form 8-K                                                                             12


SIGNATURES                                                                                                            13

                                                BEST PRODUCTS CO., INC.

                                                STATEMENTS OF OPERATIONS

                                                      (Unaudited)

                                                                   Thirteen weeks ended
                                                    ----------------------------------------------------
                                                        August 3,                         July 29,
                                                          1996                              1995
                                                    ------------------               -------------------
                                                    (Dollar amounts in thousands, except per share amounts)
Net sales                                            $     267,963                     $     311,841
Cost of goods sold                                         210,578                           237,378
                                                     -------------                     -------------
  Gross margin                                              57,385                            74,463

Selling, general and administrative expenses                76,296                            78,648
Depreciation and amortization                                5,297                             3,634
Interest expense, net                                        7,313                             4,101
                                                     -------------                     -------------
  Loss before income tax benefit                           (31,521)                          (11,920)

Income tax benefit                                              -                              4,769
                                                     -------------                     -------------
  Net loss                                           $     (31,521)                   $       (7,151)
                                                     =============                    ==============

Net loss per common share                            $       (1.01)                   $        (0.23)
                                                     =============                    ==============
Weighted average common shares outstanding              31,342,329                        31,630,029
                                                     =============                    ==============

See accompanying notes to financial statements.

                             BEST PRODUCTS CO., INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                  Twenty-six weeks ended
                                                    ----------------------------------------------------
                                                        August 3,                         July 29,
                                                          1996                              1995
                                                    ------------------               -------------------
                                                    (Dollar amounts in thousands, except per share amounts)
Net sales                                            $     537,754                     $     584,600
Cost of goods sold                                         422,188                           443,545
                                                     -------------                     -------------
  Gross margin                                             115,566                           141,055

Selling, general and administrative expenses               156,073                           150,860
Depreciation and amortization                               10,800                             7,252
Interest expense, net                                       14,859                             8,295
                                                     -------------                     -------------
  Loss before income tax benefit                           (66,166)                          (25,352)

Income tax benefit                                              -                             10,142
                                                     -------------                     -------------
  Net loss                                           $     (66,166)                    $     (15,210)
                                                     =============                    ==============

Net loss per common share                            $       (2.11)                    $       (0.48)
                                                     =============                    ==============
Weighted average common shares outstanding              31,342,219                        31,645,369
                                                     =============                    ==============

See accompanying notes to financial statements.

                             BEST PRODUCTS CO., INC.

                                 BALANCE SHEETS

                                                              August 3,             February 3,
                                                                1996                   1996
                                                           ---------------        --------------
                                                               (Dollar amounts in thousands)

                                                            (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                               $          1,580       $         29,003
  Merchandise inventories                                          467,281                481,847
  Other current assets                                              23,244                 19,796
                                                          ----------------       ----------------
    Total current assets                                           492,105                530,646

Property and equipment, net                                        168,674                173,239
Other assets, net                                                    9,144                 12,755
                                                          ----------------       ----------------
     Total Assets                                         $        669,923       $        716,640
                                                          ================       ================

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term borrowings                                   $         68,662       $            -
  Current maturities of long-term debt
    and capital lease obligations                                   22,820                 20,895
  Accounts payable                                                 105,167                128,834
  Accrued  expenses and other                                       44,236                 44,426
  Accrued  insurance                                                11,857                 10,870
  Accrued  restructuring charges                                    16,408                 28,400
                                                          ----------------       ----------------
     Total current liabilities                                     269,150                233,425

Long-term debt                                                     119,571                129,833
Capital lease obligations                                           77,500                 83,312
Other liabilities                                                   14,634                 14,996
                                                          ----------------       ----------------
     Total Liabilities                                             480,855                461,566
                                                          ----------------       ----------------

Stockholders' Equity
Common stock                                                        31,342                 31,345
Additional paid-in capital                                         297,646                297,643
Accumulated deficit                                               (136,740)               (70,574)
                                                          ----------------       ----------------
                                                                   192,248                258,414
Loans under Stock Purchase Loan Plan                                (3,180)                (3,340)
                                                          ----------------       ----------------
     Total Stockholders' Equity                                    189,068                255,074
                                                          ----------------       ----------------
     Total Liabilities and Stockholders' Equity           $        669,923       $        716,640
                                                          ================       ================


See accompanying notes to financial statements.

                             BEST PRODUCTS CO., INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                      Twenty-six weeks ended
                                                                 ---------------------------------
                                                                    August 3,           July 29,
                                                                      1996               1995
                                                                 ---------------    ---------------
                                                                   (Dollar amounts in thousands)
Cash Provided By (Used For):
Operating Activities
   Net loss                                                     $        (66,166)    $      (15,210)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
          Depreciation and amortization                                   10,800              7,252
          Deferred income taxes                                               -             (10,142)
          Deferred finance cost amortization                               2,729                 -
          Changes in operating assets and liabilities:
             Merchandise inventories                                      14,566            (10,165)
             Other current assets                                            445             (8,800)
             Accounts payable                                            (23,667)            17,809
             Accrued expenses and other                                   (9,034)           (13,284)
             Other, net                                                    3,347             (1,186)
                                                                ----------------     --------------
          Net cash used for operating activities                         (66,980)           (33,726)
                                                                ----------------     --------------

Investing Activities
   Purchases of property and equipment                                    (8,633)           (14,406)
   Proceeds from sales of property and equipment                             891                109
   Other investing activities                                               (780)            (4,994)
                                                                ----------------     --------------
          Net cash used for investing activities                          (8,522)           (19,291)
                                                                ----------------     --------------

Financing Activities
   Short-term borrowings, net                                             68,662                 -
   Net payments on capital lease obligations                              (5,505)            (3,683)
   Payments on long-term debt                                             (8,456)            (1,135)
   Payments for deferred financing costs and other                        (6,622)                -
                                                                ----------------     --------------
          Net cash provided by (used for) financing activities            48,079             (4,818)
                                                                ----------------     --------------

Decrease in cash and cash equivalents                                    (27,423)           (57,835)
Cash and cash equivalents at beginning of period                          29,003            136,770
                                                                ----------------     --------------
Cash and cash equivalents at end of period                      $          1,580     $       78,935
                                                                ================     ==============

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

2.  Opinion of Management

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals and accounting estimates) considered necessary to present fairly the Company's financial position as of August 3, 1996 and February 3, 1996 and its results of operations for the thirteen and twenty-six weeks ended August 3, 1996 and July 29, 1995 and its cash flows for the twenty-six weeks ended August 3, 1996 and July 29, 1995. The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles nor those normally disclosed in the annual financial statements; however, management considers the disclosures adequate to make the information presented not misleading.

         The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto filed in the Company's annual report on Form 10-K for the fiscal year ended February 3, 1996.

3.  Contingencies

         Due to the continuing decline in sales and earnings and the deterioration of vendor support, the Company is reviewing all options available to it. A filing for relief under chapter 11 of Title 11 of the United States Bankruptcy Code may be imminent. The Company has suspended certain payments to vendors and suppliers and has stopped receiving certain merchandise shipments.

         The financial statements have been prepared on a going concern basis of accounting which assumes continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. Such financial statements, consequently, do not reflect any adjustments that may result should the Company be unable to continue as a going concern. The continued appropriateness of the Company's use of the going concern basis is dependent upon, among other things, its ability to comply with current financing agreements, its ability to achieve profitable operations as a result of attempts to restructure the business, and its ability to generate sufficient cash from operations to meet its obligations.

         If the Company is involved in a bankruptcy proceeding, it may sell or otherwise realize proceeds upon disposition of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of these matters.

         See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

4.  Interim LIFO Estimates

         Quarterly estimates of the last-in, first-out ("LIFO") provision are based on estimates of year-end inventory levels, the inflation rate, purchases and sales for a fiscal year.

5.  Per Share Information

         Per share amounts have been computed based upon the weighted average shares of common stock currently outstanding. Stock options and warrants issued are not considered for purposes of computing per share amounts since their effect would be anti-dilutive.

6.  Seasonality

         Operating results are subject to significant seasonal fluctuations. Net earnings (loss) of any quarter are seasonally disproportionate to sales since many operating expenses are relatively constant throughout a year. As a consequence, interim results should not be relied upon as necessarily indicative of results for any entire year.

                             BEST PRODUCTS CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



7.  Accrued Restructuring Charges

         During the fourth quarter of fiscal 1995, the Company decided to close 10 underperforming stores, exit unprofitable merchandise categories and terminate or assign the leases for nine stores previously intended to open during 1996 and 1997. Some of the costs associated with these activities were recorded as accrued restructuring charges, which had a balance of $28.4 million as of February 3, 1996. In addition, a $6.1 million reserve for inventory disposition losses was reflected as a reduction of merchandise inventories as of February 3, 1996. Approximately $1.1 million of the $35.6 million restructuring charge was paid in fiscal year 1995. Amounts applied to accrued restructuring charges and the inventory loss reserve for the first and second quarters of fiscal 1996 include the following:

                                                       Charges for        Charges for
                                                         thirteen           thirteen
                                     Balance at        weeks ended        weeks ended        Balance at
                                    February 3,           May 4,           August 3,         August 3,
                                        1996               1996               1996              1996
                                   ---------------    ---------------    ---------------   ---------------
                                                       (Dollar amounts in thousands)
Inventory disposition losses        $      12,000      $          31      $       2,690     $       9,279
Fixed asset disposition costs               8,500                 -               3,108             5,392
  (primarily non-cash)
Settlement of lease obligations             6,600                850              1,620             4,130
Real estate carrying costs                  4,800                588              2,523             1,689
Termination benefits                        2,050                699                477               874
Other                                         550                150                 -                400
                                   ---------------    ---------------    ---------------   ---------------

  Total                             $      34,500      $       2,318      $      10,418     $      21,764
                                   ===============    ===============    ===============   ===============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Due to the continuing decline in sales and earnings and the deterioration of vendor support, the Company is reviewing all options available to it, including the filing for relief under chapter 11 of Title 11 of the United States Bankruptcy Code. The Company has suspended certain payments to vendors and suppliers and has stopped receiving certain merchandise shipments. See "NOTES TO FINANCIAL STATEMENTS - 3. Contingencies".

         As of August 3, 1996, the Company's cash and cash equivalents were $1.6 million compared to $29.0 million as of February 3, 1996. Net cash used for operating activities was approximately $67.0 million for the twenty-six weeks ended August 3, 1996 compared to a use of $33.7 million for the same period of fiscal 1995. The decrease in cash and the higher use of cash is primarily attributed to the decline in same store sales and margin during the first half of fiscal 1996, the recent deterioration of vendor support, and normal seasonal trends in cash balances and capital expenditures.

         Seasonality. As a retailer, the Company's business is very seasonal, with approximately 34% of its annual net sales occurring in the nine-week period of November and December. As a result, substantially all of the Company's operating earnings, if any, occur in the fourth fiscal quarter. Similar to many other retailers, the Company's performance is sensitive to the overall U.S. economic cycle and related economic conditions which influence consumer trends and spending patterns. Net earnings (loss) for any quarter are seasonally disproportionate to net sales since many operating expenses are relatively constant throughout the fiscal year. As a consequence, interim results should not be relied upon as necessarily indicative of results for an entire fiscal year.

         Working Capital Facility. The Company has an agreement for a $300.0 million revolving credit facility (the "1996 Working Capital Facility"). The 1996 Working Capital Facility is used to support general corporate and working capital requirements and to issue import and standby letters of credit. The 1996 Working Capital Facility is scheduled to expire on August 6, 1997 and bears interest at 1.0% over the prime rate or, at the Company's option, 3.0% over the Eurodollar rate. The 1996 Working Capital Facility is secured by a first and exclusive lien on all unencumbered assets of the Company, including inventory and general intangibles. As of August 3, 1996, the Company had outstanding borrowings and letters of credit in the amount of $68.7 million and $71.7 million, respectively. The availability of loans under the 1996 Working Capital Facility is governed by a weekly borrowing base calculation with an effective advance rate of approximately 50% of eligible inventory as defined under the agreement. There is a $100.0 million sublimit for the issuance of letters of credit. Financial covenants include (i) minimum cumulative operating performance as defined in the agreement, (ii) minimum and maximum levels of inventory and
(iii) limitations on capital expenditures. Other restrictions include limitations on (i) the amount of indebtedness, (ii) the sale of certain assets,
(iii) the opening and closing of stores, (iv) dividends or other distributions of assets to stockholders, (v) the acquisition of capital stock and (vi) the creation of liens on Company assets.

         As of September 23, 1996, the date of this filing, the Company was in compliance with the above covenants. However, the Company believes it is at risk in the short term of defaulting on certain covenants.

         Summary. The Company's liquidity has been adversely affected by the continued decline in sales and earnings, and the deterioration of vendor support. The Company believes that cash, cash equivalents and cash provided by operations will not be sufficient to meet the Company's needs for working capital. Although the Company is currently in compliance with the covenants under the 1996 Working Capital Facility, the remaining borrowing capacity under that facility is inadequate to meet the Company's needs for additional cash, and, in any event, the Company expects it will be in default in the near future. The Company is evaluating all options available to it but believes that filing for relief under chapter 11 of Title 11 of the United States Bankruptcy Code may be imminent.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the results of operations for the thirteen and twenty-six weeks ended August 3, 1996 and July 29, 1995, expressed in dollars and as a percentage of net sales:

                                                                             (Unaudited)
                                            Thirteen weeks ended                                  Twenty-six weeks ended
                               --------------------------------------------------     ----------------------------------------------
                                        August 3,                July 29,                    August 3,                 July 29,
                                          1996                     1995                        1996                     1995
                               -----------------------     ----------------------     -----------------------    -------------------
                                                     (Dollar amounts in millions, except per share amounts)
Net sales                      $         268.0   100.0%    $         311.8  100.0%    $         537.8   100.0%   $   584.6   100.0%

Cost of goods sold                       210.6    78.6%              237.3   76.1%              422.2    78.5%       443.5    75.9%
                               ---------------   -----     ---------------  -----     ---------------   -----    ---------   -----
  Gross margin                            57.4    21.4%               74.5   23.9%              115.6    21.5%       141.1    24.1%

Selling, general and
  administrative expenses                 76.3    28.5%               78.7   25.2%              156.1    29.0%       150.9    25.8%
Depreciation and
  amortization                             5.3     2.0%                3.6    1.2%               10.8     2.0%         7.2     1.2%
Interest expense, net                      7.4     2.7%                4.1    1.3%               14.9     2.8%         8.3     1.4%
                               ---------------   -----     ---------------  -----     ---------------   -----    ---------   -----
  Loss before income
    tax benefit                          (31.6)  (11.8)%             (11.9)  (3.8)%             (66.2)  (12.3)%      (25.3)   (4.3)%

Income tax benefit                          -      0.0%                4.8    1.5%                 -      0.0%        10.1     1.7%
                               ---------------   -----     ---------------  -----     ---------------   -----    ---------   -----
  Net loss                     $         (31.6)  (11.8)%   $          (7.1)  (2.3)%   $         (66.2)  (12.3)%  $   (15.2)   (2.6)%
                               ===============   =====     ===============  =====     ===============   =====    ==========  =====
Net loss per common
  share                        $         (1.01)            $         (0.23)           $         (2.11)           $   (0.48)
                               ===============             ===============            ===============            =========
Weighted average common
   shares outstanding               31,342,329                  31,630,029                 31,342,219           31,645,369
                               ===============             ===============            ===============           ==========


Comparison of thirteen and twenty-six weeks ended August 3, 1996 and July 29, 1995

         Net sales. Net sales for the thirteen and twenty-six weeks ended August 3, 1996 decreased $43.8 million and $46.8 million, respectively, primarily due to 16.1% and 11.6% decreases in same store sales compared to the same periods of fiscal 1995. The Company attributes most of the decrease in same store sales to a weaker promotional program and competitive market pressures.


         Gross margin. Gross margin decreased $17.1 million and $25.5 million for the second quarter and first half of fiscal 1996, respectively, compared to the same periods of fiscal 1995. This decrease is primarily due to lower same store sales and lower margin rates experienced in conjunction with the exiting of selected categories of merchandise and a higher percentage of sales occurring at promotional prices.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased to 28.5% and 29.0% of sales for the second quarter and first half of fiscal 1996, respectively, compared to 25.2% and 25.8% for the same periods of fiscal 1995. The increase is primarily due to lower same store sales and higher expenses associated with 15 new stores that opened in the later part of fiscal 1995. Expenses were reduced by $3.5 million in the second quarter of fiscal 1996 compared to the first quarter of fiscal 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Depreciation and amortization. Depreciation and amortization expense increased $1.7 million for the second quarter and $3.6 million for the first half of fiscal 1996 over the same periods of fiscal 1995. The increases are primarily attributable to depreciation on 15 new stores placed in service in the later part of fiscal 1995.

         Interest expense, net. Interest expense, net increased $3.3 million for the second quarter and $6.6 million for the first half of fiscal 1996 over the same periods of fiscal 1995. The increase is due primarily to interest expense on short-term borrowings in the first half of fiscal 1996 and deferred financing costs under the Company's 1996 Working Capital Facility. See "--LIQUIDITY AND CAPITAL RESOURCES".

         Income tax benefit. No current or deferred income tax expense or benefit was recorded for the second quarter and first half of fiscal 1996 due to the uncertainty regarding the ability of the Company to realize pretax income for fiscal 1996. Income tax benefits of $4.8 million and $10.1 million were recognized for the second quarter and first half of fiscal 1995, respectively, in anticipation of the Company earning income for fiscal 1995.

         Net loss and net loss per share. The Company's net loss for the thirteen weeks ended August 3, 1996 was $31.6 million or $1.01 per share compared to a net loss of $7.1 million or $.23 per share for fiscal 1995. The Company's net loss for the twenty-six weeks ended August 3, 1996 was $66.2 million or $2.11 per share compared to a net loss of $15.2 million or $.48 per share for fiscal 1995. The increased loss is attributed primarily to the decrease in same store sales, lower gross margin rates, and higher interest, depreciation and amortization during the first half of fiscal 1996 compared to the same period of fiscal 1995, and higher selling, general and administrative expenses in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995.

                             BEST PRODUCTS CO., INC.

                           Part II - Other Information

ITEM 1:  Legal Proceedings

         On September 18, 1996, Sharp Electronics filed a complaint in the U.S. District Court for the Eastern District of Virginia (the "Court") seeking reclamation, injunctive and other relief relating to certain products shipped to the Company and for which payment has not been made. On September 20, 1996, the Court ordered the Company to escrow the proceeds from the sale of certain products shipped by Sharp Electronics Corporation to preserve the status quo pending trial, which is scheduled for September 26, 1996. On September 20, 1996, another of the Company's vendors, O'Sullivan Industries, Inc., filed a similar complaint with the court, and on September 23, 1996 the court entered an order similar to that described above. The Company has received reclamation claims from numerous other vendors as well and expects that additional suits will be filed shortly.


ITEM 3:  Defaults Upon Senior Securities

         As of September 23, 1996, the date of this filing, the Company was in compliance with the covenants under the 1996 Working Capital Facility. However, the Company believes it is at risk in the short term of defaulting on certain covenants. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES".


ITEM 4:  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held on August 22, 1996 to elect seven directors to hold office until the next Annual Meeting of Shareholders is held and their successors are elected. The following directors were elected as follows:

                                  Votes For             Votes Withheld
                               ----------------        -----------------

Daniel H. Levy                    27,049,524                172,522
Donald D. Bennett                 26,933,533                288,513
Margaret A. McKenna               26,932,638                289,408
Robert E. Northam                 26,920,057                301,989
Robert A. O'Connell               26,936,043                286,003
Denis J. Taura                    26,917,299                304,747
Marshall B. Wishnack              26,925,996                296,050



ITEM 6:  Exhibits and Reports on Form 8-K

         a.  Exhibits

         None.


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



                                            BEST PRODUCTS CO., INC.



Date: September 23, 1996                    /s/ Daniel H. Levy
                                            ------------------
                                            Daniel H. Levy
                                            Chairman and Chief Executive Officer
                                            (Duly authorized officer)


      September 23, 1996                    /s/ Sharyn P. Hunt
                                            ------------------
                                            Sharyn P. Hunt
                                            Vice President and Controller
                                            (Principal accounting officer)